Form 10-K
WFRBS Commercial Mortgage Trust 2011-C5
filed 2012-03-29
CIK 1532826

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2011

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-172366-01

      WFRBS Commercial Mortgage Trust 2011-C5
      (exact name of issuing entity as specified in its charter)

      Wells Fargo Commercial Mortgage Securities, Inc.
      (exact name of the depositor as specified in its charter)

      Wells Fargo Bank, N.A.
      General Electric Capital Corporation
      C-III Commercial Mortgage LLC
      The Royal Bank of Scotland
      Basis Real Estate Capital II, LLC
      (exact name of the sponsors as specified in their charters)



  New York                                38-3851385
  (State or other jurisdiction of         38-7017733
  incorporation or organization)          38-7017734
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Domain mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2011 Fiscal Year End is $19,547,962.00.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated November 16, 2011.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The following material instance of non-compliance has been disclosed by Wells Fargo, National Association in its capacity as Certificate Administrator:

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2011 and for the Period, disclosed that material noncompliance occurred with servicing criteria 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as fol1ows:

* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Management's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, (i) certain amounts allocated and remitted to investors were not calculated in accordance with the terms specified in the transaction agreements, and (ii) certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements with respect to waterfall calculations and/or reporting disclosures. As part of its assessment of compliance with the Applicable Servicing Criteria, Management identified that in certain instances the material noncompliance reported in Schedule A hereto was attributable to errors in the models impacting payments to investors and reporting disclosures, including those for a subset of RMBS transactions in the Platform that contain multi-group features, herein referred to as "Subject Transactions". As Management has determined the modeling errors for Subject Transactions to be the most significant issue resulting in material instances of noncompliance, Management's analysis of this issue's impact on the Platform for the Period is described below in the "Scope".

Scope: Management reviewed all of the distributions to investors during the Period for the Subject Transactions and all of the models used to prepare reports to investors for the Subject Transactions and determined that (i) the total dollar amount of payment errors in excess of $5,000 for any particular distribution during the Period when aggregating the payment errors for each affected CUSIP, herein referred to as "Disclosed Errors", for the Subject Transactions represented approximately one one-thousandth of one percent (.001%) of the total dollar amount allocated and remitted to investors in all transactions across the Platform during the Period, (ii) the tranches with payment errors above $200 for the Subject Transactions with Disclosed Errors comprised less than one-tenth of one percent (0.1%) of the number of tranches in the Platform as of December 31, 2011, (iii) there were 17 Subject Transactions with Disclosed Errors comprising less than one percent (1%) of the total number of transactions in the Platform as of December 31, 2011, and
(iv) 340 of the Subject Transactions, including those transactions with Disclosed Errors, required model revisions.

Remediation: For each of the instances of material noncompliance identified by Management, including Subject Transactions, adjustments have been made to the waterfall models, as applicable so that the models, in all material respects, are expected to prepare the investor reports in accordance with the terms specified in the transaction agreements. Revisions also have been made so that the investor reports associated with the instances of material noncompliance are expected to provide information that is, in all material respects, calculated in accordance with the terms specified in the transaction agreements.

The following material instance of non-compliance has been disclosed by Wells Fargo, National Association in its capacity as Master Servicer for Commercial Mortgage-Backed Securities:

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2011 and for the Period, disclosed that material noncompliance occurred with servicing criteria 1122(d)(4)(i), as fol1ows:

Management's Discussion on Material Instances of Noncompliance by the Company

With respect to certain commercial mortgage loans, the Company failed to timely file continuation statements for certain Uniform Commercial Code ("UCC") financing statements as required by the transaction agreements, thereby causing such UCC financing statements to lapse. As a result of the noncompliance described above, certain non-possessory security interests in certain types of personal property collateral for these loans became unperfected and, as a result, subject to a possible loss of priority.

Remediation Promptly following the Company's discovery of such omissions as part of its normal internal compliance review process, the Company filed new UCC financing statements in all cases. In order to reduce the possibility of similar occurrences in the future, the Company has provided enhanced training to the responsible personnel, improved the quality of the relevant computer data feeds and generally tightened its procedures for the filing of continuation statements.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of November 1, 2011, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for
    Wells Fargo Bank, N.A. as Master Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 Midland Loan Services, Inc. as Special Servicer
    33.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, N.A. as
    Master Servicer
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.6 Wells Fargo Bank, N.A. as Master Servicer
    33.7 Wells Fargo Bank, N.A. as Certificate Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for
    Wells Fargo Bank, N.A. as Master Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 Midland Loan Services, Inc. as Special Servicer
    34.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, N.A. as
    Master Servicer
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.6 Wells Fargo Bank, N.A. as Master Servicer
    34.7 Wells Fargo Bank, N.A. as Certificate Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Midland Loan Services, Inc. as Special Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Certificate Administrator


   (99.1) Mortgage Loan Purchase Agreement, dated November 1, 2011, between The Royal Bank of Scotland plc and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.2) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Wells Fargo Bank, National Association and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.3) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Basis Real Estate Capital II, LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.4) Mortgage Loan Purchase Agreement, dated November 1, 2011, between RBS Financial Products Inc. and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.5) Mortgage Loan Purchase Agreement, dated November 1, 2011, between C-III Commercial Mortgage LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.6) Mortgage Loan Purchase Agreement, dated November 1, 2011, between General Electric Capital Corporation and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Wells Fargo Commercial Mortgage Securities, Inc.
   (Depositor)


   /s/ Anthony Sfarra
   Anthony Sfarra, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2012



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of November 1, 2011, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for
    Wells Fargo Bank, N.A. as Master Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 Midland Loan Services, Inc. as Special Servicer
    33.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, N.A. as
    Master Servicer
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.6 Wells Fargo Bank, N.A. as Master Servicer
    33.7 Wells Fargo Bank, N.A. as Certificate Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Sub-Servicer for
    Wells Fargo Bank, N.A. as Master Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 Midland Loan Services, Inc. as Special Servicer
    34.4 National Tax Search, LLC as Sub-Servicer for Wells Fargo Bank, N.A. as
    Master Servicer
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.6 Wells Fargo Bank, N.A. as Master Servicer
    34.7 Wells Fargo Bank, N.A. as Certificate Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Midland Loan Services, Inc. as Special Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Certificate Administrator


   (99.1) Mortgage Loan Purchase Agreement, dated November 1, 2011, between The Royal Bank of Scotland plc and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.2) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Wells Fargo Bank, National Association and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.3) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Basis Real Estate Capital II, LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.4) Mortgage Loan Purchase Agreement, dated November 1, 2011, between RBS Financial Products Inc. and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.5) Mortgage Loan Purchase Agreement, dated November 1, 2011, between C-III Commercial Mortgage LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.

   (99.6) Mortgage Loan Purchase Agreement, dated November 1, 2011, between General Electric Capital Corporation and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from
   Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011.