Form 10-K/A
period 2011-12-31
WFRBS Commercial Mortgage Trust 2011-C5
filed 2012-08-08
CIK 1532826

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

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

    Not applicable.

Explanatory Note:

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and
  Exchange Commission (the "SEC") on August 8, 2012, is to file (i) the final, executed, Pooling and Servicing Agreement, dated as of November 1, 2011, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells
  Fargo Bank, National Association, as master servicer, Midland Loan Services, a
  Division of PNC Bank, National Association, as special servicer, Wells Fargo
  Bank, National Association, as certificate administrator, as tax administrator and as custodian, TriMont Real Estate Advisors, Inc., as trust advisor, and
  Deutsche Bank Trust Company Americas, as trustee, (ii) Mortgage Loan Purchase
  Agreement, dated as of November 1, 2011, between The Royal Bank of Scotland plc, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser,
  (iii) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between
  Wells Fargo Bank, National Association, as seller, and Wells Fargo Commercial
  Mortgage Securities, Inc., as purchaser, (iv) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between Basis Real Estate Capital II, LLC, as seller, Wells Fargo Commercial Mortgage Securities, Inc., as purchaser, and
  Basis Investment Group LLC, (v) Mortgage Loan Purchase Agreement, dated as of
  November 1, 2011, between RBS Financial Products Inc., as seller, and Wells Fargo
  Commercial Mortgage Securities, Inc., as purchaser, (vi) Mortgage Loan Purchase
  Agreement, dated as of November 1, 2011, between C-III Commercial Mortgage LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser, and
  (vii) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between General
  Electric Capital Corporation, as seller, and Wells Fargo Commercial Mortgage
  Securities, Inc., as purchaser, listed as Exhibits 4.1, 99.1, 99.2, 99.3, 99.4,
  99.5 and 99.6, respectively, of the Exhibit List under Item 15(a)(3) of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for WFRBS Commercial Mortgage Trust 2011-C5 (the "Original Form 10-K").

  No other changes have been made to the Original Form 10-K other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the
  Original Form 10-K or modify or update in any way disclosures made in the
  Original Form 10-K.

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

                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

      (4.1) Pooling and Servicing Agreement, dated as of November 1, 2011, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells
  Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo
  Bank, National Association, as certificate administrator, as tax administrator and as custodian, TriMont Real Estate Advisors, Inc., as trust advisor, and
  Deutsche Bank Trust Company Americas, as trustee.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

    <s>      <c>

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

    <s>      <c>

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

    <s>       <c>

    35.1 Midland Loan Services, Inc. as Special Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Certificate Administrator

    (99.1)  Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between The Royal Bank of Scotland plc, as seller, and Wells Fargo Commercial
    Mortgage Securities, Inc., as purchaser.

    (99.2) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between Wells Fargo Bank, National Association, as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.

    (99.3) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between Basis Real Estate Capital II, LLC, as seller, Wells Fargo Commercial
    Mortgage Securities, Inc., as purchaser, and Basis Investment Group LLC.

    (99.4) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between RBS Financial Products Inc., as seller, and Wells Fargo Commercial
    Mortgage Securities, Inc., as purchaser.

    (99.5) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between C-III Commercial Mortgage LLC, as seller, and Wells Fargo Commercial
    Mortgage Securities, Inc., as purchaser.

    (99.6) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between General Electric Capital Corporation, as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.

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
   (Depositor)

   /s/ Anthony Sfarra
   Anthony Sfarra, President
   (senior officer in charge of securitization of the depositor)

    Date:   August 8, 2012

  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement, dated as of November 1, 2011, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells
 Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo
 Bank, National Association, as certificate administrator, as tax administrator and as custodian, TriMont Real Estate Advisors, Inc., as trust advisor, and
 Deutsche Bank Trust Company Americas, as trustee.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

    <s>      <c>
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

    <s>      <c>
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

    <s>       <c>
    35.1 Midland Loan Services, Inc. as Special Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Certificate Administrator

    (99.1)  Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between The Royal Bank of Scotland plc, as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.

    (99.2) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between Wells Fargo Bank, National Association, as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.

    (99.3) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between Basis Real Estate Capital II, LLC, as seller, Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser, and Basis
    Investment Group LLC.

    (99.4) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between RBS Financial Products Inc., as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.

    (99.5) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between C-III Commercial Mortgage LLC, as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.

    (99.6) Mortgage Loan Purchase Agreement, dated as of November 1, 2011, between General Electric Capital Corporation, as seller, and Wells Fargo
    Commercial Mortgage Securities, Inc., as purchaser.