Form 10-K
WFRBS Commercial Mortgage Trust 2011-C5
filed 2013-03-28
CIK 1532826

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2012

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-172366-01

      WFRBS Commercial Mortgage Trust 2011-C5
      (exact name of issuing entity as specified in its charter)

      Commission file number of depositor: 333-172366

      Wells Fargo Commercial Mortgage Securities, Inc.
      (exact name of the depositor as specified in its charter)

      Wells Fargo Bank, N.A.
      General Electric Capital Corporation
      C-III Commercial Mortgage LLC
      The Royal Bank of Scotland
      Basis Real Estate Capital II, LLC
      (exact name of the sponsors as specified in its charter)



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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Domain Mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2012 Fiscal Year End is $22,014,114.00.



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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as exhibit 33.7.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargos determination that there was material instances of noncompliance at the platform level.

Material Instances of Noncompliance by the Company
Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

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

Schedule B
Management's Discussion on Material Instances of Noncompliance by the Company
Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Management's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Management delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE
Material Deficiencies in Company's Policies and Procedures to Monitor Vendor's Compliance
NONE



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



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 Midland Loan Services, Inc. as Special Servicer
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.6 Wells Fargo Bank, N.A. as Master Servicer
    33.7 Wells Fargo Bank, N.A. as Certificate Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.
    A. as Master Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 Midland Loan Services, Inc. as Special Servicer
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.6 Wells Fargo Bank, N.A. as Master Servicer
    34.7 Wells Fargo Bank, N.A. as Certificate Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Deutsche Bank National Trust Company as Trustee
    35.2 Midland Loan Services, Inc. as Special Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer
    35.4 Wells Fargo Bank, N.A. as Certificate Administrator



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


    Date:   March 27, 2013



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



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 Midland Loan Services, Inc. as Special Servicer
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.6 Wells Fargo Bank, N.A. as Master Servicer
    33.7 Wells Fargo Bank, N.A. as Certificate Administrator
    33.8 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 Midland Loan Services, Inc. as Special Servicer
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.6 Wells Fargo Bank, N.A. as Master Servicer
    34.7 Wells Fargo Bank, N.A. as Certificate Administrator
    34.8 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Deutsche Bank National Trust Company as Trustee
    35.2 Midland Loan Services, Inc. as Special Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer
    35.4 Wells Fargo Bank, N.A. as Certificate Administrator


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