Form 10-K
WFRBS Commercial Mortgage Trust 2011-C5
filed 2014-03-31
CIK 1532826

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Domain Mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2013 Fiscal Year End is $25,589,714.



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

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of November 1, 2011, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    33.5 Rialto Capital Advisors, LLC as Special Servicer
    33.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.7 Wells Fargo Bank, N.A. as Master Servicer
    33.8 Wells Fargo Bank, N.A. as Certificate Administrator
    33.9 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.
    A. as Master Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as
    Special Servicer
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    34.5 Rialto Capital Advisors, LLC as Special Servicer
    34.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.7 Wells Fargo Bank, N.A. as Master Servicer
    34.8 Wells Fargo Bank, N.A. as Certificate Administrator
    34.9 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Deutsche Bank National Trust Company as Trustee
    35.2 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer
    35.3 Rialto Capital Advisors, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator



   (99.1) Mortgage Loan Purchase Agreement, dated November 1, 2011, between The Royal Bank of Scotland plc and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.2) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.3) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Basis Real Estate Capital II, LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.3 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.4) Mortgage Loan Purchase Agreement, dated November 1, 2011, between RBS Financial Products Inc. and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.4 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.5) Mortgage Loan Purchase Agreement, dated November 1, 2011, between C-III Commercial Mortgage LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.5 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.6) Mortgage Loan Purchase Agreement, dated November 1, 2011, between General Electric Capital Corporation and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Wells Fargo Commercial Mortgage Securities, Inc.
   (Depositor)


   /s/ Anthony Sfarra
   Anthony Sfarra, President
   Anthony Sfarra, President


    Date:   March 31, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of November 1, 2011, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    33.5 Rialto Capital Advisors, LLC as Special Servicer
    33.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.7 Wells Fargo Bank, N.A. as Master Servicer
    33.8 Wells Fargo Bank, N.A. as Certificate Administrator
    33.9 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    34.5 Rialto Capital Advisors, LLC as Special Servicer
    34.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.7 Wells Fargo Bank, N.A. as Master Servicer
    34.8 Wells Fargo Bank, N.A. as Certificate Administrator
    34.9 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Deutsche Bank National Trust Company as Trustee
    35.2 Midland Loan Services, Inc. a Division of PNC Bank, National Association as
    Special Servicer
    35.3 Rialto Capital Advisors, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator


   (99.1) Mortgage Loan Purchase Agreement, dated November 1, 2011, between The Royal Bank of Scotland plc and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.2) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.3) Mortgage Loan Purchase Agreement, dated November 1, 2011, between Basis Real Estate Capital II, LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.3 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.4) Mortgage Loan Purchase Agreement, dated November 1, 2011, between RBS Financial Products Inc. and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.4 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.5) Mortgage Loan Purchase Agreement, dated November 1, 2011, between C-III Commercial Mortgage LLC and Wells Fargo
   Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit
   99.5 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.

   (99.6) Mortgage Loan Purchase Agreement, dated November 1, 2011, between General Electric Capital Corporation and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Commission on November 16, 2011.